Form 10-K
period 2007-12-31
RBSGC 2007-A
filed 2008-03-31
CIK 1386964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130961-35

                     RBSGC Mortgage Loan Trust 2007-A
          (Exact name of Issuing Entity as specified in its Charter)

                      Greenwich Capital Acceptance, Inc
           (Exact name of depositor as specified in its Charter)

                     Greenwich Capital Financial Products, Inc.
             (Exact name of sponsor as specified in its Charter)

                  Delaware                                   06-1199884
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          600 Steamboat Road
          Greenwich, Connecticut                                 06830
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]
      Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     [ X ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

     Not applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
     Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable.

                                     PART I
     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

                                     PART IV

     ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.
     None.

     Item 1117 of Regulation AB, Legal Proceedings.
     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     Servicer compliance statement attached hereto under Item 15.

     ITEM 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      4.1 Pooling and Servicing Agreement dated as of January 1, 2007, among Greenwich Capital Acceptance, Inc., as depositor, Greenwich Capital Financial Products, Inc., as seller and Deutsche Bank National Trust Company, as trustee and custodian, originally Filed on Form 8-K on February 15, 2007, Commission File
            Number 333-130961-35, CIK 0001386964.

      10.1  Incorporated by reference as Exhibit (4.1).

      31    Rule 13a-14(d)/15d-14(d) Certification.

      33. Reports on assessment of compliance with the servicing criteria for asset-backed securities.
..
      33.1  Wells Fargo Bank, N.A., as Servicer.

      33.2  Deutsche Bank National Trust Company, as Trustee and Custodian.

      34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      34.1  Wells Fargo Bank, N.A., as Servicer.

      34.2  Deutsche Bank National Trust Company, as Trustee and Custodian.

      35.   Servicer Compliance Statement.

      35.1 Wells Fargo Bank, N.A., as Servicer.

     (b) Exhibits identified in paragraph (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             By: Greenwich Capital Acceptance, Inc.
                                 as Depositor


                                   By:  /s/ John Anderson

                                        John Anderson, Managing Director
                                       (Senior Officer in Charge of
                                        Securitization of the Depositor)






     Date: March 28, 2008





     EXHIBIT INDEX

     Exhibit Document

(Exhibits incorporated by reference were referenced here)

      4.1 Pooling and Servicing Agreement dated as of January 1, 2007, among Greenwich Capital Acceptance, Inc., as depositor, Greenwich Capital Financial Products, Inc., as seller and Deutsche Bank National Trust Company, as trustee and custodian, originally Filed on Form 8-K on February 15, 2007, Commission File
            Number 333-130961-35, CIK 0001386964.

      10.1 Incorporated by reference as Exhibit 4.1

      31   Rule 13a-14(d)/15d-14(d) Certification.

      33. Reports on assessment of compliance with the servicing criteria for asset-backed securities.

      33.1  Wells Fargo Bank, N.A., as Servicer.

      33.2  Deutsche Bank National Trust Company, as Trustee and Custodian.

      34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      34.1  Wells Fargo Bank, N.A., as Servicer.

      34.2  Deutsche Bank National Trust Company, as Trustee and Custodian.

      35.   Servicer Compliance Statement.

      35.1 Wells Fargo Bank, N.A., as Servicer.